Form 10-Q
period 2007-01-31
CURRENCYSHARES MEXICAN PESO TRUST
filed 2007-03-19
CIK 1353617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32909

CurrencyShares Mexican Peso Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 14-6294919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9601 Blackwell Road, Suit 500 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM MEXICAN PESO TRUST

IN DEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition at January 31, 2007 (unaudited) and October 31, 2006	2

Statement of Income and Comprehensive Income for the three months ended January 31, 2007 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three months ended January 31, 2007 (unaudited) and the period from June 8, 2006 (date of inception) to October 31, 2006	4

Statement of Cash Flows for the three months ended January 31, 2007 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Mexican Peso Trust

Stat ements of Financial Condition

	January 31, 2007	October 31, 2006
	(Unaudited)
Assets
Current Assets

Mexican Peso deposits, interest bearing	$9,059,530	$9,287,638

Mexican Peso deposits, non-interest bearing	—	—

Receivable from accrued interest	50,049	50,917

Total Assets	$9,109,579	$9,338,555

Liabilities and Shareholders’ Equity
Current Liabilities

Accrued Sponsor’s fee	$3,087	$3,164

Total Liabilities	3,087	3,164

Commitments and Contingent Liabilities (note 7)	—	—

Redeemable Capital Shares, at redemption value, no par value, 12,000,000 authorized – 100,000 issued and outstanding	9,106,492	9,335,391

Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$9,109,579	$9,338,555

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

State ment of Income and Comprehensive Income

(Unaudited)

Three months ended January 31, 2007

Income
Interest income	$147,871

Total Income	147,871

Expenses
Sponsor’s fee	(9,268)

Total Expenses	(9,268)

Net Income	$138,603

Other Comprehensive Income

Currency translation adjustment	(1,622)

Total Comprehensive Income	$136,981

Earnings per share	$1.39

Weighted-average Shares Outstanding	100,000

Cash Dividends per Share	$1.38

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statem ents of Changes in Shareholders’ Equity

	Three months ended January 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
	(Unaudited)
Retained Earnings Balance, Beginning of Period	$—	$—

Net Income	138,603	184,313

Distributions Paid	(138,217)	(134,622)

Adjustment of redeemable capital shares to redemption value	(386)	(49,691)

Retained Earnings Balance, End of Period	—	—

Cumulative Translation Adjustment, Beginning of Period	$—	$—

Currency translation adjustment	(1,622)	4,199

Adjustment of redeemable capital shares to redemption value	1,622	(4,199)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

State ment of Cash Flows

(Unaudited)

Three months ended January 31, 2007
Cash flows from operating activities

Cash received for accrued income	$147,485

Cash paid for expenses	(9,268)

Net cash provided by operating activities	138,217

Cash flows from financing activities

Cash received to purchase redeemable shares	—

Cash paid to redeem redeemable shares	—

Cash paid for distributions	(138,217)

Net cash used in financing activities	(138,217)

Adjustment to period cash flows due to currency movement	(228,108)

Increase in cash	(228,108)

Cash at beginning of period	9,287,638

Cash at end of period	$9,059,530

Reconciliation of net income to net cash provided by operating activities

Net income	$138,603

Adjustments to reconcile net income to net cash provided by operating activities

Increase in receivable from accrued interest	(50,049)

Decrease in prior period receivable from accrued interest	50,917

Currency translation adjustment	(1,177)

Increase in accrued sponsor fee	3,087

Decrease in prior period accrued sponsor fee	(3,164)

Net cash provided by operating activities	$138,217

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of the Trust

The CurrencySharesSM Mexican Peso Trust (the “Trust”) was formed under the laws of the state of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 Canadian Dollars in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of the Bank of New York (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 29, 2007.

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

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 3. For NAV calculation purposes, Mexican Peso Deposits (cash) are translated at the Noon Buying Rate, which is the U.S. Dollar (“USD”)/ Mexican Peso exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the New York Stock Exchange (“NYSE”) is open for regular trading.

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

C. Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are “passed through” to the holders of Shares (‘Shareholders”) of the Trust.

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of January, 2007, an income distribution of $0.47093 per share was paid on February 8, 2007.

3. Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso -denominated, interest-bearing demand account. For the three months ending January 31, 2007, there were no Mexican Peso principal deposits and no Mexican Peso principal redemptions resulting in an ending Mexican Peso principal balance of 100,000,000. This equates to 9,059,530 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Mexican Peso principal deposits of 250,000,000 and Mexican Peso principal redemptions of 150,001,000 resulting in an ending Mexican Peso principal balance of 100,000,000. This equated to 9,287,638 USD. In addition, net interest associated with creation and redemption activity is held in a Mexican Peso -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2007		Period from June 8, 2005 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$9,335,391	1	$87

Shares issued	—	—	250,000	22,728,840

Shares redeemed	—	—	(150,001)	(13,651,179)

Adjustment to period Shares due to currency movement and other	—	(228,899)	—	257,643

Ending redemption balance	100,000	$9,106,492	100,000	$9,335,391

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the Mexican Pesos held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the Mexican Pesos in USD based upon the Noon Buying Rate. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate is not an appropriate basis for valuation of the Trust’s Mexican Pesos, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

7. Concentration Risk

All of the Trust’s assets are Mexican Pesos, which creates a concentration risk associated with fluctuations in the price of the Mexican Peso. Accordingly, a decline in the price of the Mexican Peso to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the Mexican Peso include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of Mexican Pesos by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold Mexican Pesos as part of their reserve assets) could adversely affect an investment in the Shares.

8. Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2.	MA NAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis which follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

CurrencyShares Mexican Peso Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of Mexican Pesos and distributes Mexican Pesos in connection with the redemption of Baskets.

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

Definition of Net Asset Value, Valuation of the Mexican Peso

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, the Trustee adds to the amount of the Mexican Peso in the Trust at the end of the preceding business day accrued but unpaid interest, Mexican Peso receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Mexican Peso payable under pending redemption orders and other Trust expenses and liabilities, if any.

The NAV is expressed in USD based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of January 31, 2007 was an annual nominal rate of 6.40%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading on the NYSE:

In exchange for a fee, the Sponsor agreed to assume most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and The Bank of New York as Trustee, withdraws Mexican Pesos from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus any other Trust expenses. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Historical distributions are as follows:

FXM Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2007	$0.48	$92.42	0.52%	6.00%
12/1/2006	$0.43	$90.70	0.48%	5.75%
11/1/2006	$0.48	$93.03	0.51%	5.97%
10/2/2006	$0.45	$91.18	0.49%	5.91%
9/1/2006	$0.45	$91.85	0.49%	5.70%
8/1/2006	$0.43	$90.74	0.47%	5.51%
7/3/2006	$0.15	$89.71	0.17%	6.18%

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

In addition to the description below, please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

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

The functional currency of the Trust is the Mexican Peso in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 when the Sponsor deposited 1,000 Mexican Peso with the Depository in exchange for one Share. The Depository received 150,000,000 Mexican Pesos on behalf of the Trust in exchange for 150,000 Shares on June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through January 31, 2007 an additional 50,000 Shares had been created in exchange for 50,000,000 Mexican Pesos and 100,000 Shares had been redeemed in exchange for 100,000,000 Mexican Pesos; additionally, the seed capital of 1,000 Mexican Pesos had been redeemed.

As of January 31, 2007 the amount of Mexican Peso owned by the Trust was 100,000,000 resulting in a value of $ 9,059,530 based on the NAV on January 31, 2007.

Movements in the Price of the Mexican Peso

The investment objective of the Trust is for the Shares to reflect the price of the Mexican Peso plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Mexican Peso. Each outstanding Share represents a proportional interest in the Mexican Pesos held by the Trust. The following chart provides recent trends on the price of the Mexican Peso. The chart illustrates movements in the price of the Mexican Peso in USD during the period from August 1, 2005 to January 31, 2007 and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CO NTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SI GNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDEX SPECIALIZED PRODUCTS LLC D/B/A RYDEX INVESTMENTS, SPONSOR OF CURRENCYSHARES MEXICAN PESO TRUST

Date: March 19, 2007	By:	/s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)