Form 10-Q
period 2007-07-31
CURRENCYSHARES MEXICAN PESO TRUST
filed 2007-09-14
CIK 1353617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

or

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

CURRENCYSHARESSM MEXICAN PESO TRUST

Item 1.    FINANCIAL STATEMENTS

CurrencySharesSM Mexican Peso Trust

Statements of Financial Condition

	July 31, 2007 (Unaudited)	October 31, 2006
Assets
Current Assets
Mexican Peso deposits, interest bearing	$18,296,421	$9,287,638
Mexican Peso deposits, non-interest bearing	20,472	--
Subscription receivable	13,793,128	--
Receivable from accrued interest	84,558	50,917

Total Assets	$32,194,579	$9,338,555

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor's fee	$5,078	$3,164

Total Liabilities	5,078	3,164
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value,
12,000,000 authorized - 350,000 and 100,000 issued and
outstanding, respectively	32,189,501	9,335,391
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$32,194,579	$9,338,555

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2007	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] to July 31, 2006
Income
Interest income	$239,222	$624,735	$58,264

Total Income	239,222	624,735	58,264
Expenses
Sponsor’s fee	(14,420)	(38,482)	(3,781)

Total Expenses	(14,420)	(38,482)	(3,781)
Net Income	$224,802	$586,253	$54,483

Other Comprehensive Income
Currency translation adjustment	(2,229)	(1,791)	1,318

Total Comprehensive Income	$222,573	$584,462	$55,801

Earnings per share	$1.38	$4.08	$0.69
Weighted-average Shares Outstanding	162,500	143,773	78,704
Cash Dividends per Share	$1.31	$3.98	$0.30

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2007 (Unaudited)	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	586,253	184,313
Distributions Paid	(572,674)	(134,622)
Adjustment of redeemable capital shares to redemption value	(13,579)	(49,691)

Retained Earnings Balance, End of Period	--	--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	(1,791)	4,199
Adjustment of redeemable capital shares to redemption value	1,791	(4,199)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] to July 31, 2006
Cash flows from operating activities
Cash received for accrued income	$590,444	$11,557
Cash paid for expenses	(36,532)	(589)

Net cash provided by operating activities	553,912	10,968
Cash flows from financing activities
Cash received to purchase redeemable shares	18,379,071	13,428,898
Cash paid to redeem redeemable shares	(9,181,886)	(8,966,857)
Cash paid for distributions	(572,674)	(23,341)

Net cash provided by financing activities	8,624,511	4,438,700
Adjustment to period cash flows due to currency
movement	(149,168)	107,717

Increase in cash	9,029,255	4,557,385
Cash at beginning of period	9,287,638	87

Cash at end of period	$18,316,893	$4,557,472

Reconciliation of net income to net cash provided by
operating activities
Net income	$586,253	$54,483
Adjustments to reconcile net income to net cash
provided by operating activities
Increase in receivable from accrued interest	(84,558)	(47,837)
Decrease in prior period receivable from accrued
interest	50,917	--
Currency translation adjustment	(614)	1,053
Increase in accrued sponsor fee	5,078	3,269
Decrease in prior period accrued sponsor fee	(3,164)	--

Net cash provided by operating activities	$553,912	$10,968

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

E.    Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2007, an income distribution of $0.48556 per share was paid on August 8, 2007.

3.    Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the nine months ending July 31, 2007, there were Mexican Peso principal deposits of 200,000,000 and Mexican Peso principal redemptions of 100,000,000 resulting in an ending Mexican Peso principal balance of 200,000,000. This equates to 18,296,421 USD. As of July 31, 2007 there are 150,000,000 Mexican Peso principal deposits receivable which equates to 13,722,315 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Mexican Peso principal deposits of 250,000,000 and Mexican Peso principal redemptions of 150,001,000 resulting in an ending Mexican Peso principal balance of 100,000,000. This equated to 9,287,638 USD. In addition, net interest associated with creation and redemption activity is held in a Mexican Peso -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$9,335,391	1	$87
Shares issued	350,000	32,186,841	250,000	22,728,840
Shares redeemed	(100,000)	(9,181,886)	(150,001)	(13,651,179)
Adjustment to period Shares due to
currency movement and other	--	(150,845)	--	257,643

Ending redemption balance	350,000	$32,189,501	100,000	$9,335,391

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2007 was an annual nominal rate of 6.61%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee, withdraws Mexican Pesos from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXM Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/2/2007	$ 0.47521	$ 92.87	0.51%	6.23%
6/1/2007	$ 0.49298	$ 93.41	0.53%	6.21%
5/1/2007	$ 0.44924	$ 91.50	0.49%	5.97%

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

The functional currency of the Trust is the Mexican Peso in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 when the Sponsor deposited 1,000 Mexican Pesos with the Depository in exchange for one Share. The Depository received 150,000,000 Mexican Pesos on behalf of the Trust in exchange for 150,000 Shares on June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through July 31, 2007 an additional 450,000 Shares had been created in exchange for 450,000,000 Mexican Pesos and 250,000 Shares had been redeemed in exchange for 250,000,000 Mexican Pesos; additionally, the seed capital of 1,000 Mexican Pesos had been redeemed.

As of July 31, 2007 the number of Mexican Pesos owned by the Trust was 350,000,000 resulting in a USD value of $32,189,501 based on the NAV on July 31, 2007.

Movements in the Price of the Mexican Peso

The investment objective of the Trust is for the Shares to reflect the price of the Mexican Peso plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Mexican Peso. Each outstanding Share represents a proportional interest in the Mexican Pesos held by the Trust. The following chart provides recent trends on the price of the Mexican Peso. The chart illustrates movements in the price of the Mexican Peso in USD during the period from August 1, 2005 to July 31, 2007 and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.    CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARES MEXICAN PESO TRUST
Date: September 14, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)