Form 10-Q
period 2008-01-31
CURRENCYSHARES MEXICAN PESO TRUST
filed 2008-03-14
CIK 1353617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 001-32906

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

CURRENCYSHARESSM MEXICAN PESO TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSMMexican Peso Trust
Statements of Financial Condition

	January 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Mexican Peso deposits, interest bearing	$18,485,997	$23,365,359
Mexican Peso deposits, non-interest bearing	--	--
Receivable from accrued interest	106,482	129,262

Total Assets	$18,592,479	$23,494,621

Liabilities and Shareholders’ Equity
Current Liabilities
Mexican Peso deposits, non-interest bearing, overdrawn	$9,535	$--
Accrued Sponsor’s fee	7,159	7,960

Total Liabilities	16,694	7,960
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
12,000,000 authorized - 200,000 and 250,000 issued and
outstanding, respectively	18,575,785	23,486,661
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$18,592,479	$23,494,621

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust
Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2008	Three months ended January 31, 2007
Income
Interest income	$332,595	$147,871

Total Income	332,595	147,871
Expenses
Sponsor’s fee	(22,526)	(9,268)

Total Expenses	(22,526)	(9,268)
Net Income	$310,069	$138,603

Other Comprehensive Income
Currency translation adjustment	1,694	(1,622)

Total Comprehensive Income	$311,763	$136,981

Earnings per share	$1.26	$1.39
Weighted-average Shares Outstanding	245,652	100,000
Cash Dividends per Share	$1.26	$1.38

See Notes to Financial Statements.

CurrencySharesSMMexican Peso Trust
Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	310,069	955,137
Distributions Paid	(310,367)	(973,890)
Adjustment of redeemable capital shares to redemption value	298	18,753

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	1,694	7,269
Adjustment of redeemable capital shares to redemption value	(1,694)	(7,269)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust
Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2008	Three months ended January 31, 2007
Cash flows from operating activities
Cash received for accrued income	$353,833	$147,485
Cash paid for expenses	(23,235)	(9,268)

Net cash provided by operating activities	330,598	138,217
Cash flows from financing activities
Cash received to purchase redeemable shares	9,223,853	--
Cash paid to redeem redeemable shares	(13,849,958)	--
Cash paid for distributions	(310,367)	(138,217)

Net cash used in financing activities	(4,936,472)	(138,217)
Adjustment to period cash flows due to currency movement	(283,023)	(228,108)

Decrease in cash	(4,888,897)	(228,108)
Cash at beginning of period	23,365,359	9,287,638

Cash at end of period	$18,476,462	$9,059,530

Reconciliation of net income to net cash provided by
operating activities
Net income	$310,069	$138,603
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(106,482)	(50,049)
Decrease in prior period receivable from accrued interest	129,262	50,917
Currency translation adjustment	(1,450)	(1,177)
Increase in accrued sponsor fee	7,159	3,087
Decrease in prior period accrued sponsor fee	(7,960)	(3,164)

Net cash provided by operating activities	$330,598	$138,217

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 29, 2008.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of January 2008, an income distribution of $0.44849 per share was paid on February 8, 2008.

3.	Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the three months ending January 31, 2008, there were Mexican Peso principal deposits of 100,000,000 and Mexican Peso principal redemptions of 150,000,000 resulting in an ending Mexican Peso principal balance of 200,000,000. This equates to 18,485,997 USD. For the year ending October 31, 2007, there were Mexican Peso principal deposits of 350,000,000 and Mexican Peso principal redemptions of 200,000,000 resulting in an ending Mexican Peso principal balance of 250,000,000. This equates to 23,365,359 USD. In addition, net interest associated with creation and redemption activity is held in a Mexican Peso-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	250,000	$23,486,661	100,000	$9,335,391
Shares issued	100,000	9,223,853	350,000	32,155,038
Shares redeemed	(150,000)	(13,849,958)	(200,000)	(18,341,904)
Adjustment to period Shares due to
currency movement and other	--	(284,771)	--	338,136

Ending redemption balance	200,000	$18,575,785	250,000	$23,486,661

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

The Shares, which began trading on June 26, 2006, trade under the ticker symbol “FXM” on NYSE Arca. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

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

The Sponsor publishes the NAV and NAV per Share on each day that NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com .

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) as of the Noon Buying Rate versus the corresponding Mexican Peso (expressed as a multiple of 1,000 Mexican Pesos – Noon Buying Rate x 1,000):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of January 31, 2008 was an annual nominal rate of 5.18%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading:

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

FXM Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
1/2/2008	$0.40315	$91.74	0.44%	5.35%
12/3/2007	$0.43926	$91.73	0.48%	5.64%
11/1/2007	$0.48717	$93.76	0.52%	6.12%

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

The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Mexican Peso Deposits (cash) are translated at the Noon Buying Rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that NYSE Arca open for regular trading.

The functional currency of the Trust is the Mexican Peso in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 and the Shares commenced trading on the NYSE on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006 the number of Mexican Peso owned by the Trust was 100,000,000 resulting in a capital redeemable share value of $9,335,391. As of October 31, 2007 the number of Mexican Peso owned by the Trust was 250,000,000 resulting in a capital redeemable value of $23,486,661.

During the three months ending January 31, 2008 an additional 100,000 shares had been created in exchange for 100,000,000 Mexican Pesos and 150,000 shares were redeemed in exchange for 150,000,000 Mexican Pesos. As of January 31, 2008 the number of Mexican Pesos owned by the Trust was 200,000,000 resulting in a capital redeemable share value of $18,575,785.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended January 31, 2008, three Baskets (150,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2007 - 11/30/2007	--	--
12/01/2007 - 12/31/2007	50,000	$92.41
01/01/2008 - 01/31/2008	100,000	$92.14

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM MEXICAN PESO TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Mexican Peso Trust
Date: March 14, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)