Form 10-Q
period 2008-04-30
CURRENCYSHARES MEXICAN PESO TRUST
filed 2008-06-13
CIK 1353617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

or

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

CURRENCYSHARESSM MEXICAN PESO TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Mexican Peso Trust

Statements of Financial Condition

	April 30, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Mexican Peso deposits, interest bearing	$38,058,629	$23,365,359
Mexican Peso deposits, non-interest bearing	22,073	--
Receivable from accrued interest	186,814	129,262

Total Assets	$38,267,516	$23,494,621

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$11,160	$7,960

Total Liabilities	11,160	7,960
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
12,000,000 authorized - 400,000 and 250,000 issued and
outstanding, respectively	38,256,356	23,486,661
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$38,267,516	$23,494,621

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended April 30, 2008	Six months ended April 30, 2008	Three months ended April 30, 2007	Six months ended April 30, 2007
Income
Interest Income	$400,693	$733,288	$237,642	$385,513

Total Income	400,693	733,288	237,642	385,513
Expenses
Sponsor’s fee	(24,021)	(46,547)	(14,794)	(24,062)

Total Expenses	(24,021)	(46,547)	(14,794)	(24,062)
Net Income	$376,672	$686,741	$222,848	$361,451

Other Comprehensive Income
Currency translation adjustment	5,842	7,536	2,060	438

Total Comprehensive Income	$382,514	$694,277	$224,908	$361,889

Earnings per share	$1.39	$2.66	$1.31	$2.69
Weighted-average Shares
Outstanding	270,556	257,967	169,663	134,254
Cash Dividends per Share	$1.14	$2.40	$1.31	$2.68

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	686,741	955,137
Distributions Paid	(618,989)	(973,890)
Adjustment of redeemable capital shares to redemption value	(67,752)	18,753

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	7,536	7,269
Adjustment of redeemable capital shares to redemption value	(7,536)	(7,269)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2008	Six months ended April 30, 2007
Cash flows from operating activities
Cash received for accrued income	$678,710	$364,235
Cash paid for expenses	(43,547)	(22,693)

Net cash provided by operating activities	635,163	341,542
Cash flows from financing activities
Cash received to purchase redeemable shares	32,570,823	13,717,793
Cash paid to redeem redeemable shares	(18,646,553)	(9,140,701)
Cash paid for distributions	(618,989)	(360,209)

Net cash provided by financing activities	13,305,281	4,216,883
Adjustment to period cash flows due to currency movement	774,899	(121,739)

Increase in cash	14,715,343	4,436,686
Cash at beginning of period	23,365,359	9,287,638

Cash at end of period	$38,080,702	$13,724,324

Reconciliation of net income to net cash provided by
operating activities
Net income	$686,741	$361,451
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(186,814)	(72,049)
Decrease in prior period receivable from accrued interest	129,262	50,917
Currency translation adjustment	2,774	(138)
Increase in accrued sponsor fee	11,160	4,525
Decrease in prior period accrued sponsor fee	(7,960)	(3,164)

Net cash provided by operating activities	$635,163	$341,542

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April 2008, an income distribution of $0.49526 per share was paid on May 8, 2008.

3.	Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the six months ending April 30, 2008, there were Mexican Peso principal deposits of 350,000,000 and Mexican Peso principal redemptions of 200,000,000 resulting in an ending Mexican Peso principal balance of 400,000,000. This equates to 38,058,629 USD. For the year ending October 31, 2007, there were Mexican Peso principal deposits of 350,000,000 and Mexican Peso principal redemptions of 200,000,000 resulting in an ending Mexican Peso principal balance of 250,000,000. This equates to 23,365,359 USD. In addition, net interest associated with creation and redemption activity is held in a Mexican Peso-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	250,000	$23,486,661	100,000	$9,335,391
Shares issued	350,000	32,570,823	350,000	32,155,038
Shares redeemed	(200,000)	(18,646,553)	(200,000)	(18,341,904)
Adjustment to period Shares due to
currency movement and other	--	845,425	--	338,136

Ending redemption balance	400,000	$38,256,356	250,000	$23,486,661

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

In certain exceptional cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of April 30, 2008 was an annual nominal rate of 5.84%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading:

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

FXM Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
04/01/2008	$0.55788	$94.35	0.59%	6.98%
03/03/2008	$0.39139	$93.50	0.42%	5.28%
02/01/2008	$0.44849	$92.53	0.48%	5.72%

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

During the six months ending April 30, 2008, an additional 350,000 shares had been created in exchange for 350,000,000 Mexican Pesos and 200,000 shares were redeemed in exchange for 200,000,000 Mexican Pesos. As of April 30, 2008, the number of Mexican Pesos owned by the Trust was 400,000,000 resulting in a redeemable capital share value of $38,256,356.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended April 30, 2008, one Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2008 - 02/29/2008	--	--
03/01/2008 - 03/31/2008	50,000	$94.00
04/01/2008 - 04/30/2008	--	--

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

CURRENCYSHARESSM MEXICAN PESO TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Mexican Peso Trust
Date: June 13, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)