Form 10-Q
period 2008-07-31
CURRENCYSHARES MEXICAN PESO TRUST
filed 2008-09-15
CIK 1353617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

or

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer        Accelerated filer        Non-accelerated filer   X   Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM MEXICAN PESO TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Mexican Peso Trust

Statements of Financial Condition

	July 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Mexican Peso deposits, interest bearing	$69,759,330	$23,365,359
Mexican Peso deposits, non-interest bearing	10,350	--
Receivable from accrued interest	365,033	129,262

Total Assets	$70,134,713	$23,494,621

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$22,822	$7,960

Total Liabilities	22,822	7,960
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
12,000,000 authorized - 700,000 and 250,000 issued and
outstanding, respectively	70,111,891	23,486,661
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$70,134,713	$23,494,621

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended July 31, 2008	Nine months ended July 31, 2008	Three months ended July 31, 2007	Nine months ended July 31, 2007
Income
Interest Income	$854,408	$1,587,696	$239,222	$624,735

Total Income	854,408	1,587,696	239,222	624,735
Expenses
Sponsor’s fee	(52,416)	(98,962)	(14,420)	(38,482)

Total Expenses	(52,416)	(98,962)	(14,420)	(38,482)
Net Income	$801,992	$1,488,734	$224,802	$586,253

Other Comprehensive Income
Currency translation adjustment	23,505	31,041	(2,229)	(1,791)

Total Comprehensive Income	$825,497	$1,519,775	$222,573	$584,462

Earnings per Share	$1.46	$4.19	$1.38	$4.08
Weighted-average Shares
Outstanding	548,913	355,657	162,500	143,773
Cash Dividends per Share	$1.28	$3.71	$1.31	$3.98

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	1,488,734	955,137
Distributions Paid	(1,309,745)	(973,890)
Adjustment of redeemable capital shares to redemption value	(178,989)	18,753

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	31,041	7,269
Adjustment of redeemable capital shares to redemption value	(31,041)	(7,269)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2008	Nine months ended July 31, 2007
Cash flows from operating activities
Cash received for accrued income	$1,358,869	$590,444
Cash paid for expenses	(84,598)	(36,532)

Net cash provided by operating activities	1,274,271	553,912
Cash flows from financing activities
Cash received to purchase redeemable shares	61,304,052	18,379,071
Cash paid to redeem redeemable shares	(18,910,646)	(9,181,886)
Cash paid for distributions	(1,309,745)	(572,674)

Net cash provided by financing activities	41,083,661	8,624,511
Adjustment to period cash flows due to currency movement	4,046,389	(149,168)

Increase in cash	46,404,321	9,029,255
Cash at beginning of period	23,365,359	9,287,638

Cash at end of period	$69,769,680	$18,316,893

Reconciliation of net income to net cash provided by
operating activities
Net income	$1,488,734	$586,253
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(365,033)	(84,558)
Decrease in prior period receivable from accrued interest	129,262	50,917
Currency translation adjustment	6,446	(614)
Increase in accrued sponsor fee	22,822	5,078
Decrease in prior period accrued sponsor fee	(7,960)	(3,164)

Net cash provided by operating activities	$1,274,271	$553,912

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2008, an income distribution of $0.50341 per share was paid on August 8, 2008.

3.	Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the nine months ending July 31, 2008, there were Mexican Peso principal deposits of 650,000,000 and Mexican Peso principal redemptions of 200,000,000 resulting in an ending Mexican Peso principal balance of 700,000,000. This equates to 69,759,330 USD. For the year ending October 31, 2007, there were Mexican Peso principal deposits of 350,000,000 and Mexican Peso principal redemptions of 200,000,000 resulting in an ending Mexican Peso principal balance of 250,000,000. This equates to 23,365,359 USD. In addition, net interest associated with creation and redemption activity is held in a Mexican Peso-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	250,000	$23,486,661	100,000	$9,335,391
Shares issued	650,000	61,304,052	350,000	32,155,038
Shares redeemed	(200,000)	(18,910,646)	(200,000)	(18,341,904)
Adjustment to period Shares due to
currency movement and other	--	4,231,824	--	338,136

Ending redemption balance	700,000	$70,111,891	250,000	$23,486,661

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

All of the Trust’s Mexican Pesos are held by the Depository.  Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2008 was an annual nominal rate of 7.06%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading:

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

FXM Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/1/2008	$0.49835	$96.30	0.52%	6.11%
6/2/2008	$0.50502	$96.75	0.52%	6.37%
5/1/2008	$0.49526	$95.35	0.52%	6.13%

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

The functional currency of the Trust is the Mexican Peso in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006, and the Shares commenced trading on the NYSE on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006, the number of Mexican Peso owned by the Trust was 100,000,000 resulting in a capital redeemable share value of $9,335,391. As of October 31, 2007, the number of Mexican Peso owned by the Trust was 250,000,000 resulting in a capital redeemable value of $23,486,661.

During the nine months ending July 31, 2008, an additional 650,000 shares had been created in exchange for 650,000,000 Mexican Pesos and 200,000 shares were redeemed in exchange for 200,000,000 Mexican Pesos. As of July 31, 2008, the number of Mexican Pesos owned by the Trust was 700,000,000 resulting in a redeemable capital share value of $70,111,891.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

CURRENCYSHARESSM MEXICAN PESO TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Mexican Peso Trust
Date: September 15, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)