Form 10-K
period 2008-10-31
CURRENCYSHARES MEXICAN PESO TRUST
filed 2009-01-14
CIK 1353617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Aggregate market value 400,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2008 as reported by NYSE Arca on that date: $38,340,000.

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

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Mexican Peso in the Trust. The Sponsor was paid $171,455 for the fiscal year ended October 31, 2008.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Mexican Pesos in the Trust at the end of the preceding day accrued but unpaid interest, Mexican Pesos receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Mexican Pesos payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Mexican Peso/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Mexican Peso/USD as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

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

AVAILABILITY OF SEC REPORTS AND OTHER INFORMATION

The Sponsor, on behalf of the Trust, files quarterly and annual reports and other information with the SEC. The reports and other information can be accessed through the Trust’s website at www.currencyshares.com.

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

Each outstanding Share represents a fractional, undivided interest in the Mexican Peso held by the Trust. Although the Trust is expected to generate interest, it is possible that the amount of interest earned, if any, may not exceed expenses, in which case the Trustee will withdraw Mexican Pesos from the Trust to pay these excess expenses. As a result, the amount of Mexican Pesos represented by each Share may gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Mexican Pesos into the Trust, as the amount of Mexican Pesos required to create Shares will proportionately reflect the amount of Mexican Pesos represented by the Shares outstanding at the time of creation. Assuming a constant Mexican Peso price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of Mexican Pesos as the amount of Mexican Pesos represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of Mexican Pesos increases.

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

The License Agreement with The Bank of New York Mellon may be terminated by The Bank of New York Mellon in the event of a material breach. Termination of the License Agreement might lead to early termination and liquidation of the Trust.

The Bank of New York Mellon (“BNY Mellon”) and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by BNY Mellon covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of BNY Mellon’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of BNY Mellon’s patent applications issue as patents, then BNY Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

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

For each of the quarters during the fiscal years ended October 31, 2008 and October 31, 2007, the high and low sale prices of the Shares reported for NYSE (prior to October 30, 2007) and NYSE Arca transactions (on and after October 30, 2007) were as follows:

Fiscal Year Ended October 31, 2008:	High	Low
Quarter Ended
January 31, 2008	$93.70	$91.11
April 30, 2008	$96.38	$92.34
July 31, 2008	$100.43	$94.75
October 31, 2008	$101.61	$72.05

Fiscal Year Ended October 31, 2007:	High	Low
Quarter Ended
January 31, 2007	$93.10	$90.50
April 30, 2007	$92.01	$89.21
July 31, 2007	$93.65	$91.34
October 31, 2007	$94.36	$89.41

The number of record holders of Shares of the registrant as of November 30, 2008 was approximately 51.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	—	—
September	400,000	$94.39
October	200,000	$77.27

Item 6.	SELECTED FINANCIAL DATA

Financial highlights for the fiscal year ended October 31, 2008, the fiscal year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

	Year ended October 31, 2008	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$2,923,179	$1,017,980	$196,834

Total Income	2,923,179	1,017,980	196,834

Expenses
Sponsor’s fee	(171,455)	(62,843)	(12,521)

Total Expenses	(171,455)	(62,843)	(12,521)

Net Income	$2,751,724	$955,137	$184,313

Other Comprehensive Income
Currency translation adjustment	(124,663)	7,269	4,199

Total Comprehensive Income	$2,627,061	$962,406	$188,512

Basic and Diluted Earnings per Share	$5.95	$5.54	$2.05
Weighted-average Shares Outstanding	462,842	172,466	89,726
Cash Dividends per Share	$5.39	$5.64	$1.50

As of October 31, 2008, total assets were $39,755,660, and for the fiscal year ended October 31, 2008, net cash flows were $15,924,694.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NAV PER SHARE; VALUATION OF THE MEXICAN PESO

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) and (3) the Noon Buying Rate, expressed as a multiple of 1,000 Mexican Pesos (Noon Buying Rate x 1,000):

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of October 31, 2008 was an annual nominal rate of 10.75%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee, withdraws Mexican Pesos from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXM Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2008	$0.40582	$91.17	0.45%	5.26%
9/2/2008	$0.56715	$96.33	0.59%	7.18%
8/1/2008	$0.50341	$100.34	0.50%	5.92%

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

During the year ended October 31, 2008, an additional 1,050,000 shares had been created in exchange for 1,050,000,000 Mexican Pesos and 800,000 shares were redeemed in exchange for 800,000,000 Mexican Pesos. As of October 31, 2008, the number of Mexican Pesos owned by the Trust was 500,000,000 resulting in a capital redeemable share value of $39,674,293.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2008. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2008.

The assessment by the chief executive officer and chief financial officer of the Sponsor of the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their report included herein.

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

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2008 and the fiscal year ended October 31, 2007 were:

	2008	2007
Audit Fees	$13,125	$23,929
Audit-related fees	26,250	30,357
Tax fees	0	0
All other Fees	0	0

	$39,375	$54,286

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

EXHIBITS

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132367) filed on June 9, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132367) filed on June 9, 2006.

4.1	Form of Depositary Trust Agreement, incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132367) filed on June 9, 2006.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132367) filed on June 9, 2006.

10.1	Form of Deposit Account Agreement, incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132367) filed on June 9, 2006.

10.2	Form of Sublicense Agreement, incorporated herein by reference to Exhibit 10.2 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132367) filed on June 9, 2006.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencySharesSM Mexican Peso Trust

Financial Statements as of October 31, 2008

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at October 31, 2008 and October 31, 2007	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2008, the year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2008, the year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006	F-5

Statements of Cash Flows for the year ended October 31, 2008, the year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Mexican Peso Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Mexican Peso Trust (the “Trust”) at October 31, 2008 and October 31, 2007, and the results of its operations and its cash flows for the years ended October 31, 2008 and October 31, 2007 and for the period June 8, 2006 (commencement of operations) through October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

January 14, 2009

Baltimore, Maryland

CurrencySharesSM Mexican Peso Trust

Statements of Financial Condition

	October 31, 2008	October 31, 2007
Assets
Current Assets
Mexican Peso deposits, interest bearing	$39,354,585	$23,365,359
Mexican Peso deposits, non-interest bearing	—	—
Receivable from accrued interest	401,075	129,262

Total Assets	$39,755,660	$23,494,621

Liabilities and Shareholders’ Equity
Current Liabilities
Mexican Peso deposits, non-interest bearing, overdrawn	$64,532	$—
Accrued Sponsor’s fee	16,835	7,960

Total Liabilities	81,367	7,960

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 12,000,000 authorized – 500,000 and 250,000 issued and outstanding, respectively	39,674,293	23,486,661
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$39,755,660	$23,494,621

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2008	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$2,923,179	$1,017,980	$196,834

Total Income	2,923,179	1,017,980	196,834

Expenses
Sponsor’s fee	(171,455)	(62,843)	(12,521)

Total Expenses	(171,455)	(62,843)	(12,521)
Net Income	$2,751,724	$955,137	$184,313

Other Comprehensive Income
Currency translation adjustment	(124,663)	7,269	4,199

Total Comprehensive Income	$2,627,061	$962,406	$188,512

Basic and Diluted Earnings per Share	$5.95	$5.54	$2.05
Weighted-average Shares Outstanding	462,842	172,466	89,726
Cash Dividends per Share	$5.39	$5.64	$1.50

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2008	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$—	$—	$—
Net Income	2,751,724	955,137	184,313
Distributions Paid	(2,508,492)	(973,890)	(134,622)
Adjustment of redeemable capital shares to redemption value	(243,232)	18,753	(49,691)

Retained Earnings Balance, End of Period	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—	$—
Currency translation adjustment	(124,663)	7,269	4,199
Adjustment of redeemable capital shares to redemption value	124,663	(7,269)	(4,199)

Cumulative Translation Adjustment, End of Period	$—	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Cash Flows

	Year ended October 31, 2008	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Cash flows from operating activities
Cash received for accrued income	$2,592,483	$942,291	$147,052
Cash paid for expenses	(160,068)	(58,215)	(9,427)

Net cash provided by operating activities	2,432,415	884,076	137,625

Cash flows from financing activities
Cash received to purchase redeemable shares	97,875,443	32,155,038	22,728,840
Cash paid to redeem redeemable shares	(74,630,812)	(18,341,904)	(13,651,179)
Cash paid for distributions	(2,508,492)	(973,890)	(134,622)

Net cash provided by financing activities	20,736,139	12,839,244	8,943,039

Adjustment to period cash flows due to currency movement	(7,243,860)	354,401	206,887

Increase in cash	15,924,694	14,077,721	9,287,551
Cash at beginning of period	23,365,359	9,287,638	87

Cash at end of period	$39,290,053	$23,365,359	$9,287,638

Reconciliation of net income to net cash provided by operating activities

Net income	$2,751,724	$955,137	$184,313
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(401,075)	(129,262)	(50,917)
Decrease in prior period receivable from accrued interest	129,262	50,917	—
Currency translation adjustment	(56,371)	2,488	1,065
Increase in accrued sponsor fee	16,835	7,960	3,164
Decrease in prior period accrued sponsor fee	(7,960)	(3,164)	—

Net cash provided by operating activities	$2,432,415	$884,076	$137,625

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of October 2008, an income distribution of $0.58812 per share was paid on November 10, 2008.

3.	Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the year ended October 31, 2008, there were Mexican Peso principal deposits of 1,050,000,000 and Mexican Peso principal redemptions of 800,000,000 resulting in an ending Mexican Peso principal balance of 500,000,000. This equates to 39,354,585 USD. For the year ended October 31, 2007, there were Mexican Peso principal deposits of 350,000,000 and Mexican Peso principal redemptions of 200,000,000 resulting in an ending Mexican Peso principal balance of 250,000,000. This equates to 23,365,359 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Mexican Peso principal deposits of 250,000,000 and Mexican Peso principal redemptions of 150,001,000 resulting in an ending Mexican Peso principal balance of 100,000,000. This equated to 9,287,638 USD. In addition, net interest associated with creation and redemption activity is held in a Mexican Peso-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2008		Year ended October 31, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	250,000	$23,486,661	100,000	$9,335,391	1	$87
Shares issued	1,050,000	97,875,443	350,000	32,155,038	250,000	22,728,840
Shares redeemed	(800,000)	(74,630,812)	(200,000)	(18,341,904)	(150,001)	(13,651,179)
Adjustment to period Shares due to currency movement and other	—	(7,056,999)	—	338,136	—	257,643

Ending redemption balance	500,000	$39,674,293	250,000	$23,486,661	100,000	$9,335,391

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2009

CURRENCYSHARESSM MEXICAN PESO TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Mexican Peso Trust

	By:	/s/ KEVIN FARRAGHER
Kevin Farragher
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ KEVIN FARRAGHER Kevin Farragher	Chief Executive Officer (principal executive officer)	January 14, 2009

/s/ NICK BONOS Nick Bonos	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2009

/s/ CARL G. VERBONCOEUR Carl G. Verboncoeur	Director and Treasurer	January 14, 2009

/s/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2009

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.