Form 10-Q
period 2009-04-30
CURRENCYSHARES MEXICAN PESO TRUST
filed 2009-06-09
CIK 1353617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM MEXICAN PESO TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2009, the six months ended April 30, 2009, the three months ended April 30, 2008, and the six months ended April 30, 2008	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the six months ended April 30, 2009 and the six months ended April 30, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4T. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Mexican Peso Trust

Statements of Financial Condition

(Unaudited)

	April 30, 2009	October 31, 2008
Assets
Current Assets
Mexican Peso deposits, interest bearing	$25,229,771	$39,354,585
Mexican Peso deposits, non-interest bearing	—	—
Receivable from accrued interest	130,669	401,075

Total Assets	$25,360,440	$39,755,660

Liabilities and Shareholders’ Equity
Current Liabilities
Mexican Peso deposits, non-interest bearing, overdrawn	$—	$64,532
Accrued Sponsor’s fee	8,316	16,835

Total Current Liabilities	8,316	81,367

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 12,000,000 authorized – 350,000 and 500,000 issued and outstanding, respectively	25,352,124	39,674,293
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$25,360,440	$39,755,660

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2009	Six months ended April 30, 2009	Three months ended April 30, 2008	Six months ended April 30, 2008
Income
Interest income	$454,276	$1,288,070	$400,693	$733,288

Total Income	454,276	1,288,070	400,693	733,288

Expenses
Sponsor’s fee	(25,813)	(60,623)	(24,021)	(46,547)

Total Expenses	(25,813)	(60,623)	(24,021)	(46,547)

Net Income	$428,463	$1,227,447	$376,672	$686,741

Other Comprehensive Income (Loss)
Currency translation adjustment	10,152	(38,623)	5,842	7,536

Total Comprehensive Income	$438,615	$1,188,824	$382,514	$694,277

Basic and Diluted Earnings per Share	$1.15	$2.90	$1.39	$2.66
Weighted-average Shares Outstanding	371,910	422,652	270,556	257,967
Cash Dividends per Share	$1.35	$3.24	$1.14	$2.40

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	1,227,447	2,751,724
Distributions Paid	(1,361,093)	(2,508,492)
Adjustment of redeemable capital shares to redemption value	133,646	(243,232)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(38,623)	(124,663)
Adjustment of redeemable capital shares to redemption value	38,623	124,663

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2009	Six months ended April 30, 2008
Cash flows from operating activities
Cash received for accrued income	$1,516,095	$678,710
Cash paid for expenses	(67,537)	(43,547)

Net cash provided by operating activities	1,448,558	635,163

Cash flows from financing activities
Cash received to purchase redeemable shares	—	32,570,823
Cash paid to redeem redeemable shares	(10,865,130)	(18,646,553)
Cash paid for distributions	(1,361,093)	(618,989)

Net cash (used in)/provided by financing activities	(12,226,223)	13,305,281

Adjustment to period cash flows due to currency movement	(3,282,617)	774,899

(Decrease) Increase in cash	(14,060,282)	14,715,343
Cash at beginning of period	39,290,053	23,365,359

Cash at end of period	$25,229,771	$38,080,702

Reconciliation of net income to net cash provided by operating activities

Net income	$1,227,447	$686,741
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(130,669)	(186,814)
Decrease in prior period receivable from accrued interest	401,075	129,262
Currency translation adjustment	(40,776)	2,774
Increase in accrued sponsor fee	8,316	11,160
Decrease in prior period accrued sponsor fee	(16,835)	(7,960)

Net cash provided by operating activities	$1,448,558	$635,163

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

The functional currency of the Trust is the Mexican Peso in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, USD is the reporting currency. As a result, the financial statements are translated from Mexican Pesos to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April 2009, an income distribution of $0.35101 per share was paid on May 8, 2009.

3.	Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the six months ended April 30, 2009, there were no Mexican Peso principal deposits and there were Mexican Peso principal redemptions of 150,000,000 resulting in an ending Mexican Peso principal balance of 350,000,000. This equates to 25,229,771 USD. For the year ending October 31, 2008, there were Mexican Peso principal deposits of 1,050,000,000 and Mexican Peso principal redemptions of 800,000,000 resulting in an ending Mexican Peso principal balance of 500,000,000. This equates to 39,354,585 USD. In addition, net interest associated with creation and redemption activity is held in a Mexican Peso-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Mexican Pesos. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a participant in The Depository Trust Company (“DTC”) that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	500,000	$39,674,293	250,000	$23,486,661
Shares issued	—	—	1,050,000	97,875,443
Shares redeemed	(150,000)	(10,865,130)	(800,000)	(74,630,812)
Adjustment to period Shares due to currency movement and other	—	(3,457,039)	—	(7,056,999)

Ending balance	350,000	$25,352,124	500,000	$39,674,293

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

All of the Trust’s assets are Mexican Pesos, which creates a concentration risk associated with fluctuations in the price of the Mexican Peso. Accordingly, a decline in the Mexican Peso to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the Mexican Peso include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of Mexican Pesos by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold Mexican Pesos as part of their reserve assets) could adversely affect an investment in the Shares.

All of the Trust’s Mexican Pesos are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Shareholders in the event that the Depository becomes insolvent.

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

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (as of and after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008) expressed as a multiple of 1,000 Mexican Pesos:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate paid as of April 30, 2009 was an annual nominal rate of 6.15%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading on the NYSE:

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

FXM Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
4/1/2009	$0.39807	$71.31	0.56%	6.57%
3/2/2009	$0.37077	$66.70	0.56%	7.25%
2/2/2009	$0.50542	$70.10	0.72%	8.49%

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

The functional currency of the Trust is the Mexican Peso in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 and the Shares commenced trading on the NYSE on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2007, the number of Mexican Peso owned by the Trust was 250,000,000 resulting in a redeemable capital share value of $23,486,661. As of October 31, 2008, the number of Mexican Pesos owned by the Trust was 500,000,000 resulting in a redeemable capital share value of $39,674,293.

During the six months ended April 30, 2009, an additional 150,000 shares were redeemed in exchange for 150,000,000 Mexican Pesos. As of April 30, 2009, the number of Mexican Pesos owned by the Trust was 350,000,000 resulting in a redeemable capital share value of $25,352,124.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(c) During the quarter ended April 30, 2009, one Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2009 – 02/28/2009	—	—
03/01/2009 – 03/31/2009	50,000	$67.17
04/01/2009 – 04/30/2009	—	—

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM MEXICAN PESO TRUST

	By:	Rydex Specialized Products LLC Sponsor of the CurrencySharesSM Mexican Peso Trust

Date: June 9, 2009	By:	/s/ Joe Arruda

Joe Arruda
Chief Financial Officer
(principal financial officer)