Form 10-Q
period 2009-07-31
CURRENCYSHARES MEXICAN PESO TRUST
filed 2009-09-09
CIK 1353617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARESSM MEXICAN PESO TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2009, the nine months ended July 31, 2009, the three months ended July 31, 2008, and the nine months ended July 31, 2008	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the nine months ended July 31, 2009 and the nine months ended July 31, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4T. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Mexican Peso Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current Assets
Mexican Peso deposits, interest bearing	$30,259,933	$39,354,585
Mexican Peso deposits, non-interest bearing	—	—
Receivable from accrued interest	113,096	401,075

Total Assets	$30,373,029	$39,755,660

Liabilities and Shareholders’ Equity
Current Liabilities
Mexican Peso deposits, non-interest bearing, overdrawn	$—	$64,532
Accrued Sponsor’s fee	10,299	16,835

Total Current Liabilities	10,299	81,367

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 12,000,000 authorized – 400,000 and 500,000 issued and outstanding, respectively	30,362,730	39,674,293
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$30,373,029	$39,755,660

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2009	Nine months ended July 31, 2009	Three months ended July 31, 2008	Nine months ended July 31, 2008
Income
Interest Income	$348,644	$1,636,714	$854,408	$1,587,696

Total Income	348,644	1,636,714	854,408	1,587,696

Expenses
Sponsor’s fee	(28,339)	(88,962)	(52,416)	(98,962)

Total Expenses	(28,339)	(88,962)	(52,416)	(98,962)

Net Income	$320,305	$1,547,752	$801,992	$1,488,734

Other Comprehensive Income (Loss)
Currency translation adjustment	2,228	(36,395)	23,505	31,041

Total Comprehensive Income	$322,533	$1,511,357	$825,497	$1,519,775

Basic and Diluted Earnings per Share	$0.85	$3.80	$1.46	$4.19
Weighted-average Shares Outstanding	377,717	407,509	548,913	335,657
Cash Dividends per Share	$0.94	$4.23	$1.28	$3.71

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	1,547,752	2,751,724
Distributions Paid	(1,724,327)	(2,508,492)
Adjustment of redeemable capital shares to redemption value	176,575	(243,232)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(36,395)	(124,663)
Adjustment of redeemable capital shares to redemption value	36,395	124,663

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2009	Nine months ended July 31, 2008
Cash flows from operating activities
Cash received for accrued income	$1,898,862	$1,358,869
Cash paid for expenses	(94,510)	(84,598)

Net cash provided by operating activities	1,804,352	1,274,271

Cash flows from financing activities
Cash received to purchase redeemable shares	3,668,183	61,304,052
Cash paid to redeem redeemable shares	(11,007,398)	(18,910,646)
Cash paid for distributions	(1,724,327)	(1,309,745)

Net cash (used in)/ provided by financing activities	(9,063,542)	41,083,661

Adjustment to period cash flows due to currency movement	(1,770,930)	4,046,389

(Decrease) Increase in cash	(9,030,120)	46,404,321
Cash at beginning of period	39,290,053	23,365,359

Cash at end of period	$30,259,933	$69,769,680

Reconciliation of net income to net cash provided by operating activities

Net income	$1,547,752	$1,488,734
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(113,096)	(365,033)
Decrease in prior period receivable from accrued interest	401,075	129,262
Currency translation adjustment	(24,843)	6,446
Increase in accrued sponsor fee	10,299	22,822
Decrease in prior period accrued sponsor fee	(16,835)	(7,960)

Net cash provided by operating activities	$1,804,352	$1,274,271

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through September 9, 2009, the issuance date of the financial statements. Actual results could differ from those estimates.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2009, an income distribution of $0.25717 per share was paid on August 10, 2009.

3.	Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the nine months ended July 31, 2009, there were Mexican Peso principal deposits of 50,000,000 and Mexican Peso principal redemptions of 150,000,000 resulting in an ending Mexican Peso principal balance of 400,000,000. This equates to 30,259,933 USD. For the year ending October 31, 2008, there were Mexican Peso principal deposits of 1,050,000,000 and Mexican Peso principal redemptions of 800,000,000 resulting in an ending Mexican Peso principal balance of 500,000,000. This equates to 39,354,585 USD. In addition, net interest associated with creation and redemption activity is held in a Mexican Peso-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	500,000	$39,674,293	250,000	$23,486,661
Shares issued	50,000	3,668,183	1,050,000	97,875,443
Shares redeemed	(150,000)	(11,007,398)	(800,000)	(74,630,812)
Adjustment to period Shares due to currency movement and other	—	(1,972,348)	—	(7,056,999)

Ending balance	400,000	$30,362,730	500,000	$39,674,293

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 3.95%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading on the NYSE:

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

FXM Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
7/1/2009	$0.29592	$76.22	0.39%	4.57%
6/1/2009	$0.31734	$76.27	0.42%	5.06%
5/1/2009	$0.35101	$72.43	0.48%	5.71%

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

During the nine months ended July 31, 2009, an additional 50,000 shares were created in exchange for 50,000,000 Mexican Pesos and 150,000 shares were redeemed in exchange for 150,000,000 Mexican Pesos. As of July 31, 2009, the number of Mexican Pesos owned by the Trust was 400,000,000 resulting in a redeemable capital share value of $30,362,730.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARESSM MEXICAN PESO TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Mexican Peso Trust

Date: September 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)