Form 10-Q
period 2010-04-30
CURRENCYSHARES MEXICAN PESO TRUST
filed 2010-06-09
CIK 1353617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARESSM MEXICAN PESO TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2010 and October 31, 2009	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2010, the six months ended April 30, 2010, the three months ended April 30, 2009 and the six months ended April 30, 2009	3

Statements of Changes in Shareholders’ Equity for the three months ended April 30, 2010 and the year ended October 31, 2009	4

Statements of Cash Flows for the six months ended April 30, 2010 and the six months ended April 30, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Mexican Peso Trust

Statements of Financial Condition

	April 30, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets:
Mexican Peso deposits, interest bearing	$44,905,107	$41,807,927
Mexican Peso deposits, non-interest bearing	6,190	—
Receivable from accrued interest	93,728	143,947

Total Assets	$45,005,025	$41,951,874

Liabilities and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$13,656	$14,227

Total Current Liabilities	13,656	14,227

Commitments and Contingent Liabilities (note 8)	—	—
Shareholders’ Equity:
Redeemable Capital Shares, at redemption value, no par value, 12,000,000 authorized – 550,000 issued and outstanding	44,991,369	41,937,647
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$45,005,025	$41,951,874

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2010	Six months ended April 30, 2010	Three months ended April 30, 2009	Six months ended April 30, 2009
Income
Interest Income	$285,282	$588,113	$454,276	$1,288,070

Total Income	285,282	588,113	454,276	1,288,070

Expenses
Sponsor’s fee	(38,601)	(76,365)	(25,813)	(60,623)

Total Expenses	(38,601)	(76,365)	(25,813)	(60,623)

Net Income	$246,681	$511,748	$428,463	$1,227,447

Other Comprehensive Income (Loss):
Currency translation adjustment	6,605	5,677	10,152	(38,623)

Total Comprehensive Income	$253,286	$517,425	$438,615	$1,188,824

Basic and Diluted Earnings per Share	$0.49	$1.04	$1.15	$2.90
Weighted-average Shares Outstanding	501,685	490,055	371,910	422,652
Cash Dividends per Share	$0.47	$1.14	$1.35	$3.24

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2010 (Unaudited)	Year ended October 31, 2009
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	511,748	1,880,942
Distributions Paid	(561,524)	(2,059,796)
Adjustment of redeemable capital shares to redemption value	49,776	178,854

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	5,677	(34,814)
Adjustment of redeemable capital shares to redemption value	(5,677)	34,814

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Mexican Peso Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2010	Six months ended April 30, 2009
Cash flows from operating activities
Cash received for accrued income	$646,679	$1,516,095
Cash paid for expenses	(77,896)	(67,537)

Net cash provided by operating activities	568,783	1,448,558

Cash flows from financing activities
Cash received to purchase redeemable shares	7,848,863	—
Cash paid to redeem redeemable shares	(7,850,179)	(10,865,130)
Cash paid for distributions	(561,524)	(1,361,093)

Net cash used in financing activities	(562,840)	(12,226,223)

Adjustment to period cash flows due to currency movement	3,097,427	(3,282,617)

Increase (Decrease) in cash	3,103,370	(14,060,282)
Cash at beginning of period	41,807,927	39,290,053

Cash at end of period	$44,911,297	$25,229,771

Reconciliation of net income to net cash provided by operating activities

Net income	$511,748	$1,227,447
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(93,728)	(130,669)
Prior period receivable from accrued interest	143,947	401,075
Currency translation adjustment	7,387	(40,776)
Accrued sponsor fee	13,656	8,316
Prior period accrued sponsor fee	(14,227)	(16,835)

Net cash provided by operating activities	$568,783	$1,448,558

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the Mexican Peso plus accrued interest less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Mexican Pesos. The Trust’s assets primarily consist of Mexican Pesos on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K filed on January 14, 2010.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Mexican Peso deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/Mexican Peso exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, Mexican Peso Deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Mexican Peso exchange rate as determined by WM/Reuters at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-rata portion of the Trust’s income, if any, and as if they directly incurred their respective pro-rata portion of the Trust’s expenses. The acquisition of Shares by a U.S. Shareholder as part of a creation of a Basket will not be a taxable event to the Shareholder.

The Sponsor’s fee accrues daily and is payable monthly. For U.S. federal income tax purposes, an accrual-basis U.S. Shareholder generally will be required to take into account as an expense its allocable portion of the USD-equivalent of the amount of the Sponsor’s fee that is accrued on each day, with such USD-equivalent being determined by the currency exchange rate that is in effect on the respective day. To the extent that the currency exchange rate on the date of payment of the accrued amount of the Sponsor’s fee differs from the currency exchange rate in effect on the day of accrual, the U.S. Shareholder will recognize a currency gain or loss for U.S. federal income tax purposes.

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

A non-U.S. Shareholder’s portion of any interest income earned by the Trust generally will not be subject to U.S. federal income tax unless the Shares owned by such non-U.S. Shareholder are effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

D.	Revenue Recognition

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis.

E.	Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.156 per share with an ex-dividend date of May 3, 2010 was paid on May 10, 2010.

3.	Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the six months ended April 30, 2010, there were Mexican Peso principal deposits of 100,000,000 and Mexican Peso principal redemptions of 100,000,000, resulting in an ending Mexican Peso principal balance of 550,000,000. This equates to 44,905,107 USD. For the year ended October 31, 2009, there were Mexican Peso principal deposits of 200,000,000 and Mexican Peso principal redemptions of 150,000,000, resulting in an ending Mexican Peso principal balance of 550,000,000. This equates to 41,807,927 USD.

Net interest, if any, associated with creation and redemption activity is held in a Mexican Peso-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Mexican Pesos. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	550,000	$41,937,647	500,000	$39,674,293
Shares issued	100,000	7,848,863	200,000	14,790,003
Shares redeemed	(100,000)	(7,850,179)	(150,000)	(11,098,459)
Adjustment to period Shares due to currency movement and other	—	3,055,038	—	(1,428,190)

Ending balance	550,000	$44,991,369	550,000	$41,937,647

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

Prior to November 13, 2008, the NAV was expressed in USD based on the “Noon Buying Rate,” which was the USD/Mexican Peso exchange rate as determined by the Federal Reserve Bank of New York. As of November 13, 2008, the NAV is expressed in USD based on the USD/Mexican Peso exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com.

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (as of October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of November 13, 2008) expressed as a multiple of 1,000 Mexican Pesos:

FXM Price Movement

— NAV  — Mid B/A  — Exchange Rate x 1000

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2010 was an annual nominal rate of 3.15%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading:

FXM Daily Rate

— FXM Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee, withdraws Mexican Pesos from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that any interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXM Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
4/1/2010	$0.16086	$81.30	0.20%	2.33%
3/1/2010	$0.18342	$78.47	0.23%	3.05%
2/1/2010	$0.13386	$77.20	0.17%	2.04%

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

Results of Operations

As of October 31, 2009, the number of Mexican Pesos owned by the Trust was 550,000,000, resulting in a redeemable capital share value of $41,937,647. During the six months ended April 30, 2010, an additional 100,000 Shares were created in exchange for 100,000,000 Mexican Pesos and 100,000 Shares were redeemed in exchange for 100,000,000 Mexican Pesos. As of April 30, 2010, the number of Mexican Pesos owned by the Trust was 550,000,000, resulting in a redeemable capital share value of $44,991,369.

The increase in the Trust’s redeemable capital share value from $41,937,647 at October 31, 2009 to $44,991,369 at April 30, 2010 was primarily the result of an increase in the Closing Spot Rate from .07601 at October 31, 2009 to .08165 at April 30, 2010.

Interest income decreased from $454,276 for the three months ended April 30, 2009 to $285,282 for the three months ended April 30, 2010, and decreased from $1,288,070 for the six months ended April 30, 2009 to $588,113 for the six months ended April 30, 2010 attributable primarily to a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The only expense of the Trust during the three months and six months ended April 30, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Mexican Pesos in the Trust. Due primarily to an increase in the weighted-average Mexican Pesos in the Trust, the Sponsor’s fee increased from $25,813 for the three months ended April 30, 2009 to $38,601 for the three months ended April 30, 2010, and from $60,623 for the six months ended April 30, 2009 to $76,365 for the six months ended April 30, 2010.

The Trust’s net income for the three months ended April 30, 2010 was $246,681, due to interest income of $285,282 exceeding the Sponsor’s fee of $38,601. The Trust’s net income for the six months ended April 30, 2010 was $511,748, due to interest income of $588,113 exceeding the Sponsor’s fee of $76,365.

Cash dividends per Share decreased from $1.35 for the three months ended April 30, 2009 to $0.47 per Share for the three months ended April 30, 2010, and decreased from $3.24 for the six months ended April 30, 2009 to $1.14 for the six months ended April 30, 2010. The decrease in cash dividends per share was primarily the result of a reduction in the annual nominal interest rate paid by the Depository.

Movements in the Price of the Mexican Peso

The investment objective of the Trust is for the Shares to reflect the price of the Mexican Peso plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Mexican Peso. Each outstanding Share represents a proportional interest in the Mexican Pesos held by the Trust. The following chart provides historical trends in the price of the Mexican Peso. The chart illustrates movements in the price of the Mexican Peso in USD based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of November 13, 2008).

Noon Buying Rate/Closing Spot Rate

— Exchange Rate

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM MEXICAN PESO TRUST

	By:	Rydex Specialized Products LLC Sponsor of the CurrencySharesSM Mexican Peso Trust

Date: June 9, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer (principal financial officer)