Form 10-K
period 2010-10-31
CURRENCYSHARES MEXICAN PESO TRUST
filed 2011-01-14
CIK 1353617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Aggregate market value of 550,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2010 as reported by NYSE Arca on that date: $44,775,500.

CURRENCYSHARES® MEXICAN PESO TRUST

i

PART I

Item 1.	Business

Overview

The CurrencyShares® Mexican Peso Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006, The Shares commenced trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXM” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Mexican Pesos and distributes Mexican Pesos in connection with the redemption of Baskets.

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

The Trust

General

The Trust holds Mexican Pesos and, from time to time, issues Baskets in exchange for deposits of Mexican Pesos and distributes Mexican Pesos in connection with redemptions of Baskets. The Mexican Pesos held by the Trust will be sold only if needed to pay Trust expenses, in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation.

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Rydex Specialized Products LLC, a Delaware limited liability company.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Mexican Peso in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $149,626 for the fiscal year ended October 31, 2010.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Mexican Peso deposit balances. The secondary deposit account is used only in connection with mid-month creations and redemptions of Baskets, to account for interest that has been earned on the primary deposit account during the month but not yet paid, and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure the default within 30 days, the Sponsor may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the Mexican Peso, plus accumulated interest, if any, less the Trust’s expenses. The price of the Mexican Peso has fluctuated widely over the past several years. Several factors may affect the price of the Mexican Peso, including:

•	Debt level and trade deficit of Mexico;

•	Inflation rates and interest rates of the United States and Mexico and investors’ expectations concerning these rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Mexican Peso in the primary deposit account of the Trust. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues based upon changes in the British Bank Association LIBOR Overnight rate for the Mexican Peso (BBA rate), other market conditions or the Depository’s liquidity needs. Although the Depository may consider the BBA rate in setting the interest rate, the rate paid to the Trust may be lower than the BBA rate. The Depository notifies the Sponsor of the interest rate applied each business day after the close of the business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Mexican Peso to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation nor the protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the Mexican Pesos deposited in them are a deposit insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

The principal offices of the Sponsor and the Trust are at 9601 Blackwell Road, Suite 500, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sales prices of the Shares reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2010 and October 31, 2009:

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$79.50	$74.60
April 30, 2010	$82.43	$75.65
July 31, 2010	$81.66	$76.07
October 31, 2010	$81.10	$75.76

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$80.05	$70.09
April 30, 2009	$76.76	$64.29
July 31, 2009	$77.60	$72.38
October 31, 2009	$78.34	$72.61

The number of record holders of Shares of the registrant as of November 30, 2010 was approximately 60.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	50,000	$79.39
September	50,000	$76.98
October	100,000	$80.35

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2010, October 31, 2009, October 31, 2008, October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008	Fiscal Year Ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$1,092,562	$2,006,821	$2,923,179	$1,017,980	$196,834

Total Income	1,092,562	2,006,821	2,923,179	1,017,980	196,834

Expenses
Sponsor’s fee	(149,626)	(125,879)	(171,455)	(62,843)	(12,521)

Total Expenses	(149,626)	(125,879)	(171,455)	(62,843)	(12,521)
Net Income	$942,936	$1,880,942	$2,751,724	$955,137	$184,313

Other Comprehensive Income/(Loss):
Currency translation adjustment	12,374	(34,814)	(124,663)	7,269	4,199

Total Comprehensive Income	$955,310	$1,846,128	$2,627,061	$962,406	$188,512

Basic and Diluted Earnings per Share	$1.99	$4.39	$5.95	$5.54	$2.05
Weighted-average Shares Outstanding	473,151	428,219	462,842	172,466	89,726
Cash Dividends per Share	$2.22	$4.80	$5.39	$5.64	$1.50

As of October 31, 2010, total assets were $24,340,923, and for the fiscal year ended October 31, 2010, net cash flows were $(17,494,024).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Mexican Peso, as the value of the Shares relates directly to the value of the Mexican Pesos held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section in this report for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2010 was an annual nominal rate of 1.15%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading:

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

FXM Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2010	$0.14084	$79.94	0.18%	2.14%
9/1/2010	$0.14700	$76.13	0.19%	2.27%
8/2/2010	$0.15541	$79.28	0.20%	2.31%

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

The functional currency of the Trust is the Mexican Peso in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2009, the number of Mexican Pesos owned by the Trust was 550,000,000, resulting in a redeemable capital share value of $41,937,647. During the year ended October 31, 2010, an additional 100,000 shares were created in exchange for 100,000,000 Mexican Pesos and 350,000 shares were redeemed in exchange for 350,000,000 Mexican Pesos. As of October 31, 2010, the number of Mexican Pesos owned by the Trust was 300,000,000, resulting in a redeemable capital share value of $24,329,520.

The decrease in the Trust’s redeemable capital share value from $41,937,647 at October 31, 2009 to $24,329,520 at October 31, 2010, was primarily the result of a reduction in the number of Shares outstanding from 550,000 at October 31, 2009 to 300,000 at October 31, 2010, and partially offset by an increase in the Closing Spot Rate from 0.07601 at October 31, 2009 to 0.08105 at October 31, 2010.

Interest income decreased from $2,006,821 for the year ended October 31, 2009 to $1,092,562 for the year ended October 31, 2010, attributable primarily to a reduction in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Mexican Pesos in the Trust. Due primarily to an increase in the weighted-average Mexican Pesos in the Trust, the Sponsor’s fee increased from $125,879 for the year ended October 31, 2009 to $149,626 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2010 was $942,936 as a result of the interest income of $1,092,562 exceeding the Sponsor’s fee of $149,626.

Cash dividends per Share decreased from $4.80 for the year ended October 31, 2009 to $2.22 per Share for the year ended October 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Mexican Peso exchange rate and the nominal annual interest rate paid by the Depository on Mexican Peso held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees And Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal year ended October 31, 2010 and PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009 were as follows:

	2010	2009
Audit Fees	$25,778	$38,389
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$25,778	$38,389

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

CurrencyShares® Mexican Peso Trust

Financial Statements as of October 31, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Mexican Peso Trust:

We have audited the accompanying statement of financial condition of CurrencyShares® Mexican Peso Trust (the “Trust”) at October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of financial condition at October 31, 2009, the statement of changes in shareholders’ equity for the year ended October 31, 2009, the statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended October 31, 2009 and 2008 were audited by other auditors whose report, dated January 14, 2010, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Mexican Peso Trust at October 31, 2010 and the and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® Mexican Peso Trust’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

CurrencyShares® Mexican Peso Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
Mexican Peso deposits, interest bearing	$24,315,223	$41,807,927
Mexican Peso deposits, non-interest bearing	—	—
Receivable from accrued interest	25,700	143,947

Total Current Assets	$24,340,923	$41,951,874

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Mexican Peso deposits, non-interest bearing, overdrawn	$1,320	$—
Accrued Sponsor’s fee	10,083	14,227

Total Current Liabilities	11,403	14,227

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 12,000,000 authorized – 300,000 and 550,000 issued and outstanding, respectively	24,329,520	41,937,647
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$24,340,923	$41,951,874

See Notes to Financial Statements.

CurrencyShares® Mexican Peso Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Income
Interest Income	$1,092,562	$2,006,821	$2,923,179

Total Income	1,092,562	2,006,821	2,923,179

Expenses
Sponsor’s fee	(149,626)	(125,879)	(171,455)

Total Expenses	(149,626)	(125,879)	(171,455)
Net Income	$942,936	$1,880,942	$2,751,724

Other Comprehensive Income/(Loss):
Currency translation adjustment	12,374	(34,814)	(124,663)

Total Comprehensive Income	$955,310	$1,846,128	$2,627,061

Basic and Diluted Earnings per share	$1.99	$4.39	$5.95
Weighted-average Shares Outstanding	473,151	428,219	462,842
Cash Dividends per Share	$2.22	$4.80	$5.39

See Notes to Financial Statements.

CurrencyShares® Mexican Peso Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	942,936	1,880,942	2,751,724
Distributions Paid	(1,051,250)	(2,059,796)	(2,508,492)
Adjustment of redeemable capital shares to redemption value	108,314	178,854	(243,232)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	12,374	(34,814)	(124,663)
Adjustment of redeemable capital shares to redemption value	(12,374)	34,814	124,663

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Mexican Peso Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Cash flows from operating activities
Cash received for accrued income	$1,217,133	$2,246,167	$2,592,483
Cash paid for expenses	(154,557)	(127,536)	(160,068)

Net cash provided by operating activities	1,062,576	2,118,631	2,432,415

Cash flows from financing activities
Cash received to purchase redeemable shares	7,861,189	14,790,003	97,875,443
Cash paid to redeem redeemable shares	(27,503,035)	(11,098,459)	(74,630,812)
Cash paid for distributions	(1,051,250)	(2,059,796)	(2,508,492)

Net cash (used in)/ provided by financing activities	(20,693,096)	1,631,748	20,736,139

Adjustment to period cash flows due to currency movement	2,136,496	(1,232,505)	(7,243,860)

(Decrease)/Increase in cash	(17,494,024)	2,517,874	15,924,694
Cash at beginning of year	41,807,927	39,290,053	23,365,359

Cash at end of year	$24,313,903	$41,807,927	$39,290,053

Reconciliation of net income to net cash provided by operating activities

Net income	$942,936	$1,880,942	$2,751,724
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(25,700)	(143,947)	(401,075)
Prior period receivable from accrued interest	143,947	401,075	129,262
Currency translation adjustment	5,537	(16,831)	(56,371)
Accrued sponsor fee	10,083	14,227	16,835
Prior period accrued sponsor fee	(14,227)	(16,835)	(7,960)

Net cash provided by operating activities	$1,062,576	$2,118,631	$2,432,415

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.04762 per share with an ex-dividend date of November 1, 2010 was paid on November 8, 2010.

3.	Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the year ended October 31, 2010, there were Mexican Peso principal deposits of 100,000,000 and Mexican Peso principal redemptions of 350,000,000, resulting in an ending Mexican Peso principal balance of 300,000,000. This equates to 24,315,223 USD. For the year ended October 31, 2009, there were Mexican Peso principal deposits of 200,000,000 and Mexican Peso principal redemptions of 150,000,000, resulting in an ending Mexican Peso principal balance of 550,000,000. This equates to 41,807,927 USD. For the year ended October 31, 2008, there were Mexican Peso principal deposits of 1,050,000,000 and Mexican Peso principal redemptions of 800,000,000, resulting in an ending Mexican Peso principal balance of 500,000,000. This equates to 39,354,585 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2010		Year ended October 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	550,000	$41,937,647	500,000	$39,674,293	250,000	$23,486,661
Shares issued	100,000	7,861,189	200,000	14,790,003	1,050,000	97,875,443
Shares redeemed	(350,000)	(27,503,035)	(150,000)	(11,098,459)	(800,000)	(74,630,812)
Adjustment to period Shares due to currency movement and other	—	2,033,719	—	(1,428,190)	—	(7,056,999)

Ending balance	300,000	$24,329,520	550,000	$41,937,647	500,000	$39,674,293

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest income	$177,695	$326,754	$285,282	$302,831

Total Income	177,695	326,754	285,282	302,831

Expenses
Sponsor’s fee	(33,019)	(40,242)	(38,601)	(37,764)

Total Expenses	(33,019)	(40,242)	(38,601)	(37,764)
Net Income	$144,676	$286,512	$246,681	$265,067
Other Comprehensive Income/(Loss):
Currency translation adjustment	3,905	2,791	6,605	(927)

Total Comprehensive Income	$148,581	$289,303	$253,286	$264,140

Basic and Diluted Earnings per Share	$0.36	$0.57	$0.49	$0.55
Weighted-average Shares Outstanding	407,065	505,978	501,685	478,804
Cash Dividends per Share	$0.50	$0.57	$0.47	$0.68

Fiscal Period Ended October 31, 2009:

	Three months ended October 31, 2009	Three months ended July 31, 2009	Three months ended April 30, 2009	Three months ended January 31, 2009
Income
Interest income	$370,107	$348,644	$454,276	$833,794

Total Income	370,107	348,644	454,276	833,794

Expenses
Sponsor’s fee	(36,917)	(28,339)	(25,813)	(34,810)

Total Expenses	(36,917)	(28,339)	(25,813)	(34,810)
Net Income	$333,190	$320,305	$428,463	$798,984
Other Comprehensive Income/(Loss):
Currency translation adjustment	1,581	2,228	10,152	(48,775)

Total Comprehensive Income	$334,771	$322,533	$438,615	$750,209

Basic and Diluted Earnings per Share	$0.68	$0.85	$1.15	$1.69
Weighted-average Shares Outstanding	489,674	377,177	371,910	471,739
Cash Dividends per Share	$0.67	$0.94	$1.35	$1.84

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2011.

CURRENCYSHARES® MEXICAN PESO TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Mexican Peso Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2011

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2011

/S/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.