Form 10-Q
period 2011-04-30
CURRENCYSHARES MEXICAN PESO TRUST
filed 2011-06-09
CIK 1353617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® MEXICAN PESO TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2011, the three months ended April 30, 2010, the six months ended April 30, 2011 and the six months ended April 30, 2010	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the six months ended April 30, 2011 and the six months ended April 30, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Mexican Peso Trust

Statements of Financial Condition

	April 30, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Mexican Peso deposits, interest bearing	$34,686,091	$24,315,223
Mexican Peso deposits, non-interest bearing	14,402	—
Receivable from accrued interest	70,944	25,700

Total Current Assets	$34,771,437	$24,340,923

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Mexican Peso deposits, non-interest bearing, overdrawn	$—	$1,320
Accrued Sponsor’s fee	9,276	10,083

Total Current Liabilities	9,276	11,403

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 12,000,000 authorized – 400,000 and 300,000 issued and outstanding, respectively	34,762,161	24,329,520
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$34,771,437	$24,340,923

See Notes to Financial Statements.

CurrencyShares® Mexican Peso Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2011	Three months ended April 30, 2010	Six months ended April 30, 2011	Six months ended April 30, 2010
Income
Interest Income	$199,049	$285,282	$331,766	$588,113

Total Income	199,049	285,282	331,766	588,113

Expenses
Sponsor’s fee	(25,270)	(38,601)	(49,902)	(76,365)

Total Expenses	(25,270)	(38,601)	(49,902)	(76,365)

Net Income	$173,779	$246,681	$281,864	$511,748

Other Comprehensive Income:
Currency translation adjustment	5,818	6,605	6,931	5,677

Total Comprehensive Income	$179,597	$253,286	$288,795	$517,425

Basic and Diluted Earnings per Share	$0.56	$0.49	$0.92	$1.04
Weighted-average Shares Outstanding	312,921	501,685	306,354	490,055
Cash Dividends per Share	$0.47	$0.47	$0.78	$1.14

See Notes to Financial Statements.

CurrencyShares® Mexican Peso Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income	281,864	942,936
Distributions Paid	(236,616)	(1,051,250)
Adjustment of redeemable capital shares to redemption value	(45,248)	108,314

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	6,931	12,374
Adjustment of redeemable capital shares to redemption value	(6,931)	(12,374)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Mexican Peso Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2011	Six months ended April 30, 2010
Cash flows from operating activities
Cash received for accrued income	$289,280	$646,679
Cash paid for expenses	(51,319)	(77,896)

Net cash provided by operating activities	237,961	568,783

Cash flows from financing activities
Cash received to purchase redeemable shares	8,273,950	7,848,863
Cash paid to redeem redeemable shares	—	(7,850,179)
Cash paid for distributions	(236,616)	(561,524)

Net cash provided by/(used in) financing activities	8,037,334	(562,840)

Adjustment to period cash flows due to currency movement	2,111,295	3,097,427

Increase in cash	10,386,590	3,103,370
Cash at beginning of period	24,313,903	41,807,927

Cash at end of period	$34,700,493	$44,911,297

Reconciliation of net income to net cash provided by operating activities

Net Income	$281,864	$511,748
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(70,944)	(93,728)
Prior period receivable from accrued interest	25,700	143,947
Currency translation adjustment	2,148	7,387
Accrued sponsor fee	9,276	13,656
Prior period accrued sponsor fee	(10,083)	(14,227)

Net cash provided by operating activities	$237,961	$568,783

See Notes to Financial Statements.

CurrencyShares® Mexican Peso Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Mexican Peso Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 1,000 Mexican Peso in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the Mexican Peso in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Mexican Pesos to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.19193 per share with an ex-dividend date of May 2, 2011 was paid on May 9, 2011.

3.	Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the six months ended April 30, 2011, there were Mexican Peso principal deposits of 100,000,000 and there were no Mexican Peso principal redemptions, resulting in an ending Mexican Peso principal balance of 400,000,000. This equates to 34,686,091 USD. For the year ended October 31, 2010, there were Mexican Peso principal deposits of 100,000,000 and Mexican Peso principal redemptions of 350,000,000, resulting in an ending Mexican Peso principal balance of 300,000,000. This equates to 24,315,223 USD.

Net interest, if any, associated with creation and redemption activity is held in a Mexican Peso-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	300,000	$24,329,520	550,000	$41,937,647
Shares issued	100,000	8,273,950	100,000	7,861,189
Shares redeemed	—	—	(350,000)	(27,503,035)
Adjustment to period Shares due to currency movement and other	—	2,158,691	—	2,033,719

Ending balance	400,000	$34,762,161	300,000	$24,329,520

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

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 2.85%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading:

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

FXM Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/1/2011	$0.20258	$84.18	0.24%	2.83%
3/1/2011	$0.17542	$82.82	0.21%	2.76%
2/1/2011	$0.10879	$82.33	0.13%	1.56%

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

Results of Operations

As of October 31, 2010, the number of Mexican Pesos owned by the Trust was 300,000,000, resulting in a redeemable capital Share value of $24,329,520. During the six months ended April 30, 2011, an additional 100,000 Shares were created in exchange for 100,000,000 Mexican Pesos and no Shares were redeemed. As of April 30, 2011, the number of Mexican Pesos owned by the Trust was 400,000,000, resulting in a redeemable capital Share value of $34,762,161.

The increase in the Trust’s redeemable capital Share value from $24,329,520 at October 31, 2010 to $34,762,161 at April 30, 2011, was primarily the result of an increase in the number of Shares outstanding from 300,000 at October 31, 2010 to 400,000 at April 30, 2011coupled with an increase in the Closing Spot Rate from 0.08105 at October 31, 2010 to 0.08672 at April 30, 2011.

Interest income decreased from $285,282 for the three months ended April 30, 2010 to $199,049 for the three months ended April 30, 2011, and decreased from $588,113 for the six months ended April 30, 2010 to $331,766 for the six months ended April 30, 2011 attributable primarily to a decrease in the weighted-average Mexican Pesos in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Mexican Pesos in the Trust. Due primarily to a decrease in the weighted-average Mexican Pesos in the Trust, the Sponsor’s fee decreased from $38,601 for the three months ended April 30, 2010 to $25,270 for the three months ended April 30, 2011, and decreased from $76,365 for the six months ended April 30, 2010 to $49,902 for the six months ended April 30, 2011. The only expense of the Trust during the three months and six months ended April 30, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2011 was $173,779, due to interest income of $199,049 exceeding the Sponsor’s fee of $25,270. The Trust’s net income for the six months ended April 30, 2011 was $281,864, due to interest income of $331,766 exceeding the Sponsor’s fee of $49,902.

Cash dividends per Share remained unchanged at $0.47 for both the three months ended April 30, 2010 and the three months ended April 30, 2011. Cash dividends per Share decreased from $1.14 for the six months ended April 30, 2010 to $0.78 per Share for the six months ended April 30, 2011, attributable primarily to a reduction in the annual nominal interest rate paid by the Depository as set forth in the chart above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Mexican Peso exchange rate and the nominal annual interest rate paid by the Depository on Mexican Peso held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures.

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES® MEXICAN PESO TRUST

	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares® Mexican Peso Trust

Date: June 9, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)