Form 10-Q
period 2012-01-31
CURRENCYSHARES MEXICAN PESO TRUST
filed 2012-03-12
CIK 1353617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® MEXICAN PESO TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Mexican Peso Trust

Statements of Financial Condition

	January 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Mexican Peso deposits, interest bearing	$26,920,488	$22,781,551
Mexican Peso deposits, non-interest bearing	—	—
Subscription Receivable	3,850,938	—
Receivable from accrued interest	45,204	49,139

Total Current Assets	$30,816,630	$22,830,690

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	9,125	7,749

Total Current Liabilities	9,125	7,749

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 12,000,000 authorized – 400,000 and 300,000 issued and outstanding, respectively	30,807,505	22,822,941
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$30,816,630	$22,830,690

See Notes to Financial Statements.

CurrencyShares® Mexican Peso Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three Months ended January 31, 2012	Three Months ended January 31, 2011
Income
Interest Income	$130,920	$132,716

Total Income	130,920	132,716

Expenses
Sponsor’s fee	(24,153)	(24,632)

Total Expenses	(24,153)	(24,632)
Net Income	$106,767	$108,084

Other Comprehensive Income:
Currency translation adjustment	5,163	1,113

Total Comprehensive Income	$111,930	$109,197

Basic and Diluted Earnings per Share	$0.32	$0.36
Weighted-average Shares Outstanding	331,522	300,000
Cash Dividends per Share	$0.35	$0.30

See Notes to Financial Statements.

CurrencyShares® Mexican Peso Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	106,767	606,564
Distributions Paid	(114,770)	(581,693)
Adjustment of redeemable capital shares to redemption value	8,003	(24,871)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	5,163	3,590
Adjustment of redeemable capital shares to redemption value	(5,163)	(3,590)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Mexican Peso Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Cash flows from operating activities
Cash received for accrued income	$135,277	$118,000
Cash paid for expenses	(22,935)	(26,457)

Net cash provided by operating activities	112,342	91,543
Cash flows from financing activities
Cash received to purchase redeemable shares	3,670,807	—
Cash paid for distributions	(114,770)	(90,218)

Net cash provided by/(used in) financing activities	3,556,037	(90,218)

Adjustment to period cash flows due to currency movement	470,558	350,145

Increase in cash	4,138,937	351,470
Cash at beginning of period	22,781,551	24,313,903

Cash at end of period	$26,920,488	$24,665,373

Reconciliation of net income to net cash provided by operating activities

Net Income	$106,767	$108,084
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(45,204)	(40,938)
Prior period receivable from accrued interest	49,139	25,700
Currency translation adjustment	264	396
Accrued sponsor fee	9,125	8,384
Prior period accrued sponsor fee	(7,749)	(10,083)

Net cash provided by operating activities	$112,342	$91,543

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 13, 2012.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Mexican Peso Deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the Mexican Peso/USD exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Mexican Pesos effective on the first business day of the subsequent month. The Trustee will direct that the excess Mexican Pesos be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.10280 per share with an ex-dividend date of February 1, 2012 was paid on February 8, 2012.

3.	Mexican Peso Deposits

Mexican Peso principal deposits are held in a Mexican Peso-denominated, interest-bearing demand account. For the three months ended January 31, 2012, there were Mexican Peso principal deposits of 100,000,000 and no Mexican Peso principal redemptions, resulting in an ending Mexican Peso principal balance of 400,000,000. This equates to 30,766,272 USD (which includes USD subscriptions receivable). For the year ended October 31, 2011, there were Mexican Peso principal deposits of 100,000,000 and there were Mexican Peso principal redemptions of 100,000,000, resulting in an ending Mexican Peso principal balance of 300,000,000. This equates to 22,781,551 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	300,000	$22,822,941	300,000	$24,329,520
Shares issued	100,000	7,344,102	100,000	8,207,442
Shares redeemed	—	—	(100,000)	(8,199,312)
Adjustment to period Shares due to currency movement and other	—	640,462	—	(1,514,709)

Ending balance	400,000	$30,807,505	300,000	$22,822,941

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

9.	Subsequent Event

On February 22, 2012, the Sponsor announced that it will terminate the Trust and withdraw the Trust’s listing with NYSE Arca. The last day of trading for the Shares on NYSE Arca, and the last day on which baskets of Shares may be created or redeemed, will be March 23, 2012.

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

On February 22, 2012, the Sponsor announced that it will terminate the Trust and withdraw the Trust’s listing with NYSE Arca. The last day of trading for the Shares on NYSE Arca, and the last day on which baskets of Shares may be created or redeemed, will be March 23, 2012.

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Mexican Pesos in the Trust at the end of the preceding day accrued but unpaid interest, if any, Mexican Pesos receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Mexican Pesos payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Mexican Peso/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Mexican Peso/USD exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Noon Buying Rate/Closing Spot Rate

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

FXM Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2012 was an annual nominal rate of 1.75%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading:

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

FXM Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2012	$0.09529	$71.75	0.13%	1.57%
12/1/2011	$0.13532	$73.82	0.18%	2.24%
11/1/2011	$0.13606	$76.08	0.18%	2.11%

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

Results of Operations

As of October 31, 2011, the number of Mexican Pesos owned by the Trust was 300,000,000, resulting in a redeemable capital share value of $22,822,941. During the three months ended January 31, 2012, an additional 100,000 Shares were created in exchange for 100,000,000 Mexican Pesos and no Shares were redeemed. As of January 31, 2012, the number of Mexican Pesos owned by the Trust was 400,000,000, resulting in a redeemable capital Share value of $30,807,505.

The increase in the Trust’s redeemable capital Share value from $22,822,941 at October 31, 2011 to $30,807,505 at January 31, 2012, was primarily the result of an increase in the number of Shares outstanding from 300,000 at October 31, 2011 to 400,000 at January 31, 2012 coupled with an increase in the Closing Spot Rate from 0.07594 at October 31, 2011 to 0.07692 at January 31, 2012.

Interest income decreased from $132,716 for the three months ended January 31, 2011 to $130,920 for the three months ended January 31, 2012, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above. This decrease in interest income was partially offset by an increase in the weighted-average Mexican Pesos in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Mexican Pesos in the Trust. Due primarily to a decrease in the Closing Spot Rate, as set forth in the chart above, the Sponsor’s fee decreased from $24,632 for the three months ended January 31, 2011 to $24,153 for the three months ended January 31, 2012. This decrease in Sponsor’s fee was partially offset by a increase in the weighted-average Mexican Pesos in the Trust. The only expense of the Trust during the three months ended January 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2012 was $106,767, due to interest income of $130,920 exceeding the Sponsor’s fee of $24,153.

Cash dividends per Share increased from $0.30 for three months ended January 31, 2011 to $0.35 per Share for the three months ended January 31, 2012, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Mexican Peso/USD exchange rate and the nominal annual interest rate paid by the Depository on Mexican Peso held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

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

CURRENCYSHARES® MEXICAN PESO TRUST

	By:	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares® Mexican Peso Trust

Date: March 12, 2012		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)